Form 10-K
period 2024-12-31
Benchmark 2023-B40 Mortgage Trust
filed 2025-03-14
CIK 1991192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Wells Fargo Bank National Association is the primary servicer of the Arundel Mills and Market Mortgage Loan and the Nvidia Santa Clara Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Wells Fargo Bank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Wells Fargo Bank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Wells Fargo Bank National Association because Wells Fargo Bank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Arundel Mills and Marketplace Mortgage Loan and the Nvidia Santa Clara Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Outlet Shoppes at Atlanta Mortgage Loan, the Nvidia Santa Clara Mortgage Loan and the Arundel Mills and Marketplace Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Outlet Shoppes at Atlanta Mortgage Loan and KeyBank National Association as special servicer of the Nvidia Santa Clara Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Outlet Shoppes at Atlanta Mortgage Loan, KeyBank National Association as special servicer of the Nvidia Santa Clara Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Arundel Mills and Marketplace Mortgage Loan and the Nvidia Santa Clara Mortgage Loan and Argentic Services Company LP as special servicer of the Arundel Mills and Marketplace Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

PART IV

Item 15. Exhibits~~,~~ and Financial Statement Schedules

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

33.39       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.35)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Nvidia Santa Clara Mortgage Loan

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nvidia Santa Clara Mortgage Loan (see Exhibit 33.1)

33.43       KeyBank National Association, as Special Servicer of the Nvidia Santa Clara Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Trustee of the Nvidia Santa Clara Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Nvidia Santa Clara Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Nvidia Santa Clara Mortgage Loan (see Exhibit 33.35)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Nvidia Santa Clara Mortgage Loan

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.41)

33.49       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

33.50       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.4)

33.52       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

33.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.47)

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

34.39       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.35)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Nvidia Santa Clara Mortgage Loan

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nvidia Santa Clara Mortgage Loan (see Exhibit 34.1)

34.43       KeyBank National Association, as Special Servicer of the Nvidia Santa Clara Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Trustee of the Nvidia Santa Clara Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Nvidia Santa Clara Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Nvidia Santa Clara Mortgage Loan (see Exhibit 34.35)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Nvidia Santa Clara Mortgage Loan

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.41)

34.49       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

34.50       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.4)

34.52       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

34.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.47)

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

35.17       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Nvidia Santa Clara Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nvidia Santa Clara Mortgage Loan (see Exhibit 35.1)

35.20       KeyBank National Association, as Special Servicer of the Nvidia Santa Clara Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2025