Form 10-K
period 2025-12-31
Benchmark 2023-B40 Mortgage Trust
filed 2026-03-10
CIK 1991192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Nvidia Santa Clara Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Arundel Mills and Marketplace Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date.  The Arundel Mills and Marketplace Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Arundel Mills and Marketplace Mortgage Loan and fifteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MSWF Commercial Mortgage Trust 2023-2 transaction, Commission File Number 333-257991-09 (the “MSWF 2023-2 Transaction”). This loan combination, including the Arundel Mills and Marketplace Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-2 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Sugar Land Town Square Mortgage Loan, the Outlet Shoppes at Atlanta Mortgage Loan and the Philadelphia Marriott Downtown Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank National Association is the primary servicer of the Arundel Mills and Market Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Arundel Mills and Market Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC is the primary servicer of the Arundel Mills and Market Mortgage Loan, which constituted approximately 5.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Arundel Mills and Market Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Sugar Land Town Square Mortgage Loan, the Arundel Mills and Marketplace Mortgage Loan, the Outlet Shoppes at Atlanta Mortgage Loan and the Philadelphia Marriott Downtown Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the Sugar Land Town Square Mortgage Loan and the Philadelphia Marriott Downtown Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Axis Apartments Mortgage Loan, the Bala Plaza Portfolio Mortgage Loan, the 645 North Michigan Avenue Mortgage Loan, the Fashion Valley Mall Mortgage Loan, the Outlet Shoppes at Atlanta Mortgage Loan, the Sugar Land Town Square Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan and the Arundel Mills and Marketplace Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, the pooling and servicing agreement for the BBCMS 2023-5C23 Transaction and the pooling and servicing agreement for the MSWF 2023-2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Axis Apartments Mortgage Loan, the Bala Plaza Portfolio Mortgage Loan, the 645 North Michigan Avenue Mortgage Loan, the Fashion Valley Mall Mortgage Loan, the Outlet Shoppes at Atlanta Mortgage Loan, the Sugar Land Town Square Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan and the Arundel Mills and Marketplace Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Outlet Shoppes at Atlanta Mortgage Loan, the Sugar Land Town Square Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan and the Arundel Mills and Marketplace Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Outlet Shoppes at Atlanta Mortgage Loan and the Arundel Mills and Marketplace Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as primary servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 and Rialto Capital Advisors, LLC as special servicer of the Outlet Shoppes at Atlanta Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Outlet Shoppes at Atlanta Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 and Argentic Services Company LP as special servicer of the Arundel Mills and Marketplace Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Arundel Mills and Marketplace Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-2 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.5           Co-Lender Agreement, dated as of December 11, 2023, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, and Citi Real Estate Funding Inc., as Initial Note A-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of December 4, 2023, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 27, 2023, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of November 3, 2023, by and between Argentic Real Estate Finance 2 LLC, as Initial Note A-1-1 Holder, Argentic Real Estate Finance 2 LLC, as Initial Note A-1-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.9          Agreement Between Note Holders, dated as of May 25, 2023, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Bank of America, N.A., as Initial Note A-1-2 Holder, Bank of America, N.A., as Initial Note A-1-3 Holder, Bank of America, N.A., as Initial Note A-1-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-4 Holder, Bank of Montreal, as Initial Note A-3-1 Holder, Bank of Montreal, as Initial Note A-3-2 Holder, Bank of Montreal, as Initial Note A-3-3 Holder, Bank of Montreal, as Initial Note A-3-4 Holder, Bank of Montreal, as Initial Note A-3-5 Holder, Bank of Montreal, as Initial Note A-3-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-4-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of October 5, 2023, by and between Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-4 Holder, Société Générale Financial Corporation, as Initial Note A-2-1 Holder, Société Générale Financial Corporation, as Initial Note A-2-2 Holder, Société Générale Financial Corporation, as Initial Note A-2-3 Holder, Société Générale Financial Corporation, as Initial Note A-2-4 Holder, DBR Investments Co. Limited, as Initial Note A-3-1 Holder, DBR Investments Co. Limited, as Initial Note A-3-2 Holder, DBR Investments Co. Limited, as Initial Note A-3-3 Holder, DBR Investments Co. Limited, as Initial Note A-3-4 Holder, DBR Investments Co. Limited, as Initial Note A-3-5 Holder, Citi Real Estate Funding Inc., as Initial Note A-4-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-4-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-4-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of October 3, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of October 25, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, JPMorgan Chase Bank National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4 Holder, JPMorgan Chase Bank National Association, as Initial Note A-5 Holder, Wells Fargo Bank, National Association, as Initial Note A-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-7 Holder, JPMorgan Chase Bank National Association, as Initial Note A-8 Holder, Wells Fargo Bank, National Association, as Initial Note A-9 Holder, Wells Fargo Bank, National Association, as Initial Note A-10 Holder, JPMorgan Chase Bank National Association, as Initial Note A-11 Holder, and JPMorgan Chase Bank National Association, as Initial Note A-12 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

4.13         Primary Servicing Agreement, dated as of December 1, 2023, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer, and Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 13, 2023 under Commission File No. 333-258342-03 and incorporated by reference herein).

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

33.39       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.35)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.42       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.43       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

33.44       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.4)

33.46       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

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

34.39       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.35)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.42       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.43       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan

34.44       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.4)

34.46       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan

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

35.17       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.19       Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.20       Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 10, 2026